Form 10-K/A
period 2014-12-31
Santander Drive Auto Receivables Trust 2013-5; SANTANDER DRIVE AUTO RECEIVABLES LLC
filed 2016-08-19
CIK 1589220, 1383094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 which was filed with the Securities and Exchange Commission on March 30, 2015 and is being filed for the purpose of (a) amending the disclosures in Part III related to Item 1122 of Regulation AB and (b) filing a new Exhibit 31.1 (Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Santander Drive)).

Other than as discussed above, this Form 10-K/A does not update or amend any other information or any exhibits as originally filed on the Form 10-K and does not otherwise reflect events occurring after the original filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with other filings made by the issuing entity with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

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

In April and May of 2014, Santander Consumer USA Inc., as servicer for Santander Drive Auto Receivables Trust 2013-5 (“SDART 2013-5”), erred in calculating the distribution of principal to the SDART 2013-5 Class A-2 noteholders. Under the relevant transaction documents, principal payments should have been made ratably to holders of the SDART 2013-5 Class A-2-A and Class A-2-B notes but instead were made solely on the Class A-2-A notes. The SDART 2013-5 transaction was the sponsor’s first transaction in several years in which principal payments were to be distributed pro-rata between fixed rate and floating rate subclasses. Santander Consumer USA Inc. amended the transaction documents to make special payments to remedy the error and implemented additional processes and enhanced controls to ensure payment distributions accurately reflect the legal documentation and transaction structure in the future.

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

Date: August 19, 2016.

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